Form 10-Q
period 1999-07-03
ANCHOR HOLDINGS INC
filed 1999-08-17
CIK 1030451

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended July 3, 1999

                                    or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                        Commission file number 333-26943

                              MOLL INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                       04-3084238
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

                                   ANCHOR HOLDINGS, INC.
                  Exact Name of Registrant as Specified in its Charter)


         Delaware                                         62-1427775
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                             Tyson Place, Suite 200
                               2607 Kingston Pike
                            Knoxville, TN 37919-4048
                    (Address of Principal Executive Offices)
                                   (Zip Code)

Registrant's Telephone Number, Including Area Code:    (423) 329-5300

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


         DATE                        CLASS                  OUTSTANDING SHARES
  August 13, 1999            Anchor Holdings, Inc.
                         Common Stock, $.01 par value            1,551,218

  August 13, 1999           Moll Industries, Inc.
                         Common Stock, $.01 par value               100

Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is awholly-owned subsidiary of AMM Holdings, Inc.
-------------------------------------------------------------------------------


                  MOLL INDUSTRIES, INC. AND ANCHOR HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
Introduction................................................................1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...........................................3

             Consolidated Balance Sheets at July 3, 1999
              and December 31, 1998.........................................4

             Consolidated Statements of Operations for
             the Thirteen Weeks Ended July 3, 1999
             and July 4, 1998 and the Twenty-six Weeks Ended July 3, 1999
             and July 4, 1998...............................................5

             Consolidated Statements of Comprehensive Income for
             the Thirteen Weeks Ended July 3, 1999
             and July 4, 1998 and the Twenty-six Weeks Ended July 3, 1999
             and July 4, 1998...............................................

             Consolidated Statements of Cash Flows
             for the Thirteen Weeks Ended July 3, 1999
             and July 4, 1998 and the Twenty-six Weeks Ended July 3, 1999
             and July 4, 1998...............................................7

             Notes to Consolidated Financial Statements...................8-12


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................13

Item 3.      Quantitative and Qualitative Disclosures about Market Risks...19


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................20

Signatures..................................................................21


INTRODUCTION

         Moll Industries, Inc. (the "Company") is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. Anchor Holdings, Inc. ("Holdings") does not have any material operations other than ownership of all of the capital stock of the Company.

         The Company serves over 450 customers, including leading multinational companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Procter & Gamble, Renault, Revlon, Siemens, Whirlpool and Xerox. Products using the Company's plastic components are sold in a wide range of end markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company's exposure to particular market or regional economic cycles.

         The Company has 30 manufacturing facilities with approximately 700 molding machines throughout North America and Europe, including France, Germany, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide "one-stop" shopping to customers seeking a wide range of services. The Company's technologically advanced manufacturing facilities and equipment enable it to provide customized solutions to highly demanding customer specifications.

         The Company was formed through the merger in 1998 (the "Merger") of two leading plastic injection molders, Moll PlastiCrafters Limited Partnership ("Moll") and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. George Votis. Immediately prior to the Merger, Moll and Anchor were independently operated entities. Anchor survived the Merger and changed its name to "Moll Industries, Inc." Mr. Votis acquired Moll's predecessor in 1989 and has since completed seven acquisitions, increasing Moll's revenues from approximately $8 million in 1989 to approximately $223.5 million in 1998 on a pro forma basis. Such acquisitions included the acquisition in August 1997 of a group of companies that had previously been under common ownership ("Hanning") which supplies injection molded plastic components for use in digital photocopiers with manufacturing facilities located in the United States, the United Kingdom and Germany, and the acquisition in January 1998 of Somomeca Industries S.A.R.L. and its subsidiaries ("Somomeca"), a French injection molder. In March 1998, Mr. Votis acquired Anchor, which began operations in 1941 as a manufacturer of cosmetic brushes for Maybelline. In June 1998, the Company acquired Gemini Plastic Services, Inc. ("Gemini"). In addition to the Merger and the acquisition of Gemini, in June 1998, the Company also consummated an offering (the "Offering") of up to $130,000,000 of its 10 1/2% Senior Subordinated Notes due 2008 (the "Notes") pursuant to an offering which was exempt from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. Holdings is the guarantor of the Company's 11 3/4% Series B Senior Notes due 2004 (the "Senior Notes") issued by Anchor prior to the Merger.

         The structure of the Company is as indicated in the table below:

                                   ---------------------------
                                       AMM Holdings, Inc.
                                   ---------------------------
                                                |
                                                |
                                   ---------------------------
                                      Anchor Holdings, Inc.
                                   ---------------------------
                                                |
                                                |
                                   ---------------------------
                                      Moll Industries, Inc.
                                   ---------------------------
                                                |
                                                |
                                                |

--------------------------------------------------------------------------------------------------|
 |                   |                  |                    |                  |                 |
Cepillos De    Moll Industries   Moll Industries UK,  Moll Industries,   Moll France SARL  Anchor Advanced
Matamoros         Paderborn           Limited             Limited                          Products Foreign
S.A. de C.V.      GmbH & Co.                                                               Sales Corporation


Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                                         JULY 3,       DECEMBER 31,
                                                                           1999             1998
                                                                        ---------      ------------
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................................     $     562      $  14,396
  Short-term investments ..........................................          --            3,763
  Accounts receivable, net of reserves for doubtful accounts of
     $3,168 and $1,214, respectively ..............................        81,943         70,872
  Inventories, net ................................................        35,493         38,926
  Deposits on tooling .............................................        18,497         11,051
  Property, plant and equipment held for sale .....................          --            1,429
  Other current assets ............................................         2,805          1,812
                                                                        ---------      ---------
          Total current assets ....................................       139,300        142,249
                                                                        ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land ............................................................         3,448          3,876
  Buildings .......................................................        41,882         39,100
  Machinery and equipment .........................................       112,842        114,737
  Less: accumulated depreciation ..................................       (24,987)       (26,814)
                                                                        ---------      ---------
     Property, plant and equipment, net ...........................       133,185        130,899
                                                                        ---------      ---------
GOODWILL, NET .....................................................        42,877         40,874
                                                                        ---------      ---------
INTANGIBLE AND OTHER ASSETS, NET ..................................        17,687         18,178
                                                                        ---------      ---------
          Total assets ............................................     $ 333,049      $ 332,200
                                                                        ---------      ---------
           LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term obligations ........................     $   3,435      $   8,228
  Short-term borrowings ...........................................         2,181          1,710
  Accounts payable ................................................        49,677         37,037
  Accrued liabilities .............................................        24,505         27,270
  Deferred income taxes ...........................................          --              450
  Deferred tooling revenue ........................................        15,125          9,083
                                                                        ---------      ---------
          Total current liabilities ...............................        94,923         83,778
                                                                        ---------      ---------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION .....................       249,597        246,516
                                                                        ---------      ---------
DEFERRED INCOME TAXES .............................................         5,141          5,295
                                                                        ---------      ---------
OTHER NON-CURRENT LIABILITIES .....................................         7,380          7,898
                                                                        ---------      ---------
COMMITMENTS AND CONTINGENCIES .....................................          --             --
                                                                        ---------      ---------
DEFICIT:
  Common stock ($.01 par value, 2,000 shares authorized, 1,551
     shares issued and outstanding)................................            15             15
  Additional paid in capital ......................................         2,372          2,372
  Accumulated deficit .............................................       (23,331)       (16,696)
  Accumulated other comprehensive income ..........................        (3,048)         3,022
                                                                        ---------      ---------
          Total deficit ...........................................       (23,992)       (11,287)
                                                                        ---------      ---------
          Total liabilities and deficit ...........................     $ 333,049      $ 332,200
                                                                        ---------      ---------
                                                                        ---------      ---------


The accompanying notes are an integral part of these consolidated balance sheets.

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                                   THIRTEEN                   TWENTY-SIX
                                                                  WEEKS ENDED                 WEEKS ENDED
                                                           -----------------------     -------------------------
                                                            JULY 3,         JULY 4,      JULY 3,        JULY 4,
                                                             1999            1998        1999             1998
                                                          ---------      ----------    ----------     -----------
NET SALES ...........................................     $ 105,792      $  61,716     $ 207,341      $ 123,169
COST OF SALES .......................................        90,455         50,398       181,454        102,096
                                                          ---------      ----------    ----------     -----------
  Gross profit ......................................        15,337         11,318        25,887         21,073
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES .......................................        10,676          4,770        19,373          9,587
MANAGEMENT AND CONSULTING FEE TO
     RELATED PARTIES ................................            50            428           100          1,198
                                                          ---------      ----------    ----------     -----------
  Operating income ..................................         4,611          6,120         6,414         10,288
INTEREST EXPENSE, net ...............................         6,701          2,642        13,618          4,979
OTHER (INCOME) EXPENSE ..............................           321            394          (438)           538
MINORITY INTEREST IN INCOME OF
     SUBSIDIARY .....................................          --                2          --              239
                                                          ---------      ----------    ----------     -----------
INCOME (LOSS) BEFORE TAXES AND
     EXTRAORDINARY ITEM .............................        (2,411)         3,082        (6,766)         4,532
PROVISION (BENEFIT) FOR INCOME TAXES ................          (370)           651          (131)           744
                                                          ---------      ----------    ----------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM ...........................................        (2,041)         2,431        (6,635)         3,788
  Extraordinary Item - Loss on extinguishment of debt          --            1,235          --            1,971
                                                          ---------      ----------    ----------     -----------
NET INCOME (LOSS) ...................................     $  (2,041)     $   1,196     $  (6,635)     $   1,817
                                                          ---------      ----------    ----------     -----------
                                                          ---------      ----------    ----------     -----------
PRO FORMA INFORMATION
  Provision (benefit) for income taxes ..............     $    (370)     $     740     $    (131)     $   1,300
                                                          ---------      ----------    ----------     -----------
                                                          ---------      ----------    ----------     -----------
  Net income (loss) before extraordinary item .......     $  (2,041)     $   2,342     $  (6,635)     $   3,232
                                                          ---------      ----------    ----------     -----------
                                                          ---------      ----------    ----------     -----------

EARNINGS (LOSS) PER SHARE ...........................     $   (1.32)     $    1.51     $   (4.28)     $    2.08
                                                          ---------      ----------    ----------     -----------
                                                          ---------      ----------    ----------     -----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .......         1,551          1,551         1,551          1,551
                                                          ---------      ----------    ----------     -----------
                                                          ---------      ----------    ----------     -----------



The accompanying notes are an integral part of these consolidated financial statements.

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (in thousands and unaudited)

                                                                Thirteen                  Twenty-six
                                                               Weeks Ended                Weeks Ended
                                                        ------------------------    ------------------------
                                                           July 3,       July 4,       July 3,       July 4,
                                                            1999          1998          1999          1998
                                                        ---------    ----------    ----------   -----------
NET INCOME (LOSS) .................................     $ (2,041)     $  1,196      $ (6,635)     $  1,817
OTHER COMPREHENSIVE INCOME (LOSS):
  Deferred pension cost ...........................         --            --            --            --
  Foreign currency translation adjustment .........       (2,441)         (709)       (6,070)         (120)
                                                        ---------    ----------    ----------   -----------
COMPREHENSIVE INCOME (LOSS) .......................     $ (4,482)     $    487      $(12,705)     $  1,697
                                                        ---------    ----------    ----------   -----------
                                                        ---------    ----------    ----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands and unaudited)

                                                                               Thirteen                      Twenty-six
                                                                              Weeks Ended                    Weeks Ended
                                                                         -------------------------     -------------------------
                                                                          July 3,       July 4,         July 3,       July 4,
                                                                           1999           1998           1999           1998
                                                                         ---------      ----------    ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................     $  (2,041)     $   1,196      $  (6,635)     $   1,817
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Extraordinary loss ...........................................          --            1,235           --            1,971
    Depreciation and amortization ................................         6,343          2,947         12,346          5,086
    (Gain) loss on disposal of fixed assets ......................            93           (139)           106           (134)
    Deferred income taxes ........................................          (252)           106           (160)           199
    Minority interest in subsidiary income (loss) ................          --                2           --              239
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:

      Accounts receivable ........................................         3,729         (7,868)       (11,104)        (4,999)
      Inventories ................................................         1,663            941          3,904           (591)
      Other current assets .......................................            27           (405)          (852)          (964)
      Deposits on tooling ........................................        (5,035)         3,693         (7,167)         2,773
      Other assets ...............................................        (2,045)           352         (1,770)        (1,300)
      Accounts payable ...........................................         2,115            244         13,299           (358)
      Accrued liabilities ........................................         3,032          4,877         (5,737)         1,842
      Deferred tooling revenue ...................................         2,700         (3,536)         5,650         (2,856)
      Other liabilities ..........................................          (980)          --             (383)          --
                                                                       ---------     ----------     ----------      ----------
         Total adjustments .......................................        11,390          2,449          8,132            908
                                                                       ---------    ----------     ----------      ----------
      Net cash provided by operating activities ..................         9,349          3,645          1,497          2,725
                                                                       ---------     ----------     ----------      ----------
                                                                       ---------     ----------     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................................        (3,771)        (3,779)       (10,298)        (6,983)
  Proceeds on disposal of fixed assets ...........................         1,862            137          3,074            553
  Short-term investments .........................................          --             --            3,763           --
  Purchase of Somomeca, net of cash received .....................          --             --             --          (11,737)
  Purchase of Anchor, net of cash received .......................          --           (6,453)          --           (6,453)
  Purchase of Gemini, net of cash received .......................          --           (9,954)          --           (9,954)
  Purchase of Compression, net of cash received ..................        (1,236)          --           (1,236)          --
  Purchase of Souplex, net of cash received ......................        (6,103)          --           (6,103)          --
                                                                       ---------     ----------     ----------      ----------
      Net cash used in investing activities ......................        (9,248)       (20,049)       (10,800)       (34,574)
                                                                       ---------     ----------     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) revolving loan
    Facilities ...................................................       (11,113)          (791)          (273)       (10,594)
  Proceeds from issuance of long-term obligations ................         1,041        130,910          1,278        187,218
  Principal payments on long-term obligations ....................        (1,043)       (82,420)        (5,249)      (106,157)
  Financing costs ................................................          --           (7,517)          --           (7,517)
  Capital contribution from parent ...............................          --            2,000           --            2,000
  Distributions to partners ......................................          --           (3,579)          --           (5,438)
                                                                       ---------     ----------     ----------      ----------
      Net cash provided by (used in) financing activities ........       (11,115)        38,603         (4,244)        59,512
                                                                       ---------     ----------     ----------      ----------

                                                                               Thirteen                      Twenty-six
                                                                              Weeks Ended                    Weeks Ended
                                                                         -------------------------     -------------------------
                                                                          July 3,       July 4,         July 3,       July 4,
                                                                           1999           1998           1999           1998
                                                                         ---------      ----------    ----------     -----------
                                  (continued)
EFFECT OF EXCHANGE RATE CHANGES IN
  CASH .............................................................         (132)            328          (287)          276
                                                                        ---------     -----------     ---------      --------
NET CHANGE IN CASH .................................................      (11,146)         22,527       (13,834)       27,939
BALANCE AT BEGINNING OF PERIOD .....................................       11,708           7,141        14,396         1,729
                                                                        ---------     -----------     ---------      --------
BALANCE AT END OF PERIOD ...........................................    $     562     $    29,668     $     562      $ 29,668
                                                                        ---------     -----------     ---------      --------
                                                                        ---------     -----------     ---------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ...........................................     $  7,310        $  3,228      $ 20,324      $  4,674
                                                                        ---------     -----------     ---------      --------
  Cash paid for income taxes .......................................     $   --          $    167      $    210      $    167
                                                                        ---------     -----------     ---------      --------



The accompanying notes are an integral part of these consolidated financial statements.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS AND UNAUDITED)
1.  ORGANIZATION

    Anchor Holdings, Inc. ("Holdings") was incorporated March 9, 1990, under the laws of the State of Delaware and is the wholly-owned subsidiary of AMM Holdings, Inc. ("AMM Holdings", formerly known as Anchor Acquisition Co.), which is not consolidated herein. Holdings owns all of the outstanding shares of Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Holdings has no operations or investments other than its investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Germany, Mexico and the United Kingdom.

2.  MERGER WITH MOLL PLASTICRAFTERS LIMITED PARTNERSHIP

    Effective June 26, 1998, the owners of Moll PlastiCrafters Limited Partnership ("Moll") contributed their interest in Moll to AMM Holdings in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings and ultimately to Anchor Advanced Products, Inc. ("Anchor"). Moll was merged into Anchor (the "Merger") at which time the name of Anchor was changed to Moll Industries, Inc. As the owners of Moll owned a majority of the outstanding shares of AMM Holdings subsequent to the Merger, Moll is considered the accounting acquiror in the Merger; therefore, the consolidated financial statements presented for all periods herein are those of Moll, and exclude those of Anchor prior to June 26, 1998. As a result of the Merger, Moll's corporate structure was changed from a partnership to a corporation.

3.  BASIS OF PRESENTATION

    The historical consolidated financial statements, through the date of the Merger, include the accounts of Moll, as it is the accounting acquiror in the Merger discussed in Note 2, and its subsidiaries. All significant results of operations of companies acquired utilizing the purchase method of accounting have been included in the consolidated financial statements since the effective dates of the respective acquisition, (Somomeca Industries, Inc.--January 8, 1998, Anchor--June 26, 1998, Gemini Plastic Services, Inc.--June 26, 1998, Compression--April 16, 1999 and Souplex, Limited--May 26, 1999). The results of Reliance Products L.P. have been excluded from these consolidated financial statements since June 26, 1998 (see Note 5). All significant intercompany balances have been eliminated in consolidation.

    The quarterly financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal, recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly consolidated financial statements and notes thereto are read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. Results of operations in the interim periods are not necessarily indicative of results to be expected for a full year.

    Earnings per share for all periods presented have been computed on a basis assuming the number of common shares outstanding subsequent to the Merger were outstanding for all periods presented.
There are no potentially dilutive securities currently outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

    During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that derivatives and hedges be valued at their fair value and establishes standards for the recognition of changes in fair value. SFAS 133 is effective for periods beginning after June 15, 1999. The Company is evaluating SFAS No. 133 to determine the impact, if any, on its reporting and disclosure requirements.

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be charged to operations as incurred. Adoption of SOP 98-5 did not have a material impact on Holdings' results of operations, financial condition or cash flows.

4.  ACQUISITIONS

SOMOMECA

    Effective January 8, 1998, Moll acquired the stock of Somomeca Industries, Inc. ("Somomeca"). Moll paid $13,144 in cash, agreed to pay the sellers $1,488 over two years and assumed its liabilities. Additionally, Moll incurred approximately $2,321 in expenses to complete the acquisition.

GEMINI

    Effective June 26, 1998, the Company acquired the stock of Gemini Plastic Services, Inc. ("Gemini") for cash of $10,186 and the assumption of its liabilities.

COMPRESSION

    Effective April 16, 1999, the Company acquired three locations of Compression, Inc. ("Compression") for cash of $1,236.

SOUPLEX

    Effective May 26, 1999, the Company acquired the stock of Souplex, Limited ("Souplex") for cash of $6,103 and assumption of its liabilities.

    All of the acquisitions have been accounted for using the purchase method. The results of operations of the acquired companies have been included in the consolidated financial statements since the effective date of each acquisition. See Note 8 for unaudited pro forma information.

5.  DISPOSITIONS

    Effective immediately prior to the Merger discussed in Note 2, Moll distributed its interest in Reliance Products, L.P. ("Reliance") to its owners. The total amount of such distribution was $3,135.

    Reliance is a limited partnership based in Canada in which Moll had purchased a 69% limited partnership interest effective December 12, 1996. Holdings included the operating results of Reliance in its consolidated financial statements through June 26, 1998. The earnings attributable to the minority partners are included in the consolidated statements of operations of Holdings as minority interest in income (loss) of subsidairy.

6.  INCOME TAXES

    Effective June 26, 1998, Moll became a taxable entity. Prior to June 26, 1998, Moll was a partnership; accordingly, the earnings of Moll, including the earnings of foreign subsidiaries attributable to Moll for United States tax purposes, were included in the tax returns of the partners. Certain of Moll's foreign subsidiaries have been taxable entities for foreign tax purposes since their inception.

    Included in the accompanying consolidated statements of operations is a pro forma tax provision that was calculated as if Holdings, including all of its subsidiaries, was taxable for the entire period presented.

7.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

    All material subsidiaries of the Company, each of which are wholly-owned, have fully, unconditionally, jointly and severally guaranteed the otherwise unsecured $100,000 of 11 3/4% Senior Notes due 2004 issued by Anchor and assumed by the Company in the Merger. The subsidiaries that have not guaranteed the debt only participate in intercompany transactions with the Company, which are eliminated in the consolidated financial statements of the Company. The guarantor subsidiaries are subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934. Management has determined that separate financial statements for the guarantor subsidiaries are not material to holders of the Notes. Combined financial information relating to these entities since the date of their acquisition is presented herein in accordance with Staff Accounting Bulletin No. 53 as an addition to the notes of the consolidated financial statements of the Company.

    Condensed consolidating financial information for Holdings for the quarter ended July 3, 1999 is as follows:

                                        MOLL       GUARANTOR      NON-GUARANTOR                  CONSOLIDATED
                                     INDUSTRIES  SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS      BALANCE
                                     ----------  ------------     ------------   ------------    ------------
   BALANCE SHEET DATA:
   Cash...........................   $       3     $     550        $     9       $     --       $    562
   Accounts Receivable............      45,239        36,689             15             --         81,943
   Inventories....................      26,236         9,257             --             --         35,493
   Other Current Assets...........      15,331         5,404            567             --         21,302
                                     ---------     ---------        -------       ---------     ----------
             Total Current Assets.      86,809        51,900            591             --        139,300
   Fixed Assets...................      85,476        44,764          2,945             --        133,185
   Goodwill.......................      35,490         7,387             --             --         42,877
   Intercompany Receivables.......      55,224         1,163          2,321        (58,708)            --
   Other Assets...................      13,763         3,924             --             --         17,687
                                     ---------     ---------        -------       ---------     ----------
                                     $ 276,762     $ 109,138        $ 5,857       $(58,708)      $333,049
                                     ---------     ---------        -------       ---------     ----------
                                     ---------     ---------        -------       ---------     ----------
   Accounts Payable...............  $   24,239     $  25,147        $   291       $     --       $ 49,677
   Accrued Liabilities............      15,855         8,182            468             --         24,505
   Other Current Liabilities......      14,955         5,786             --             --         20,741
                                     ---------     ---------        -------       ---------     ----------
             Total Current
               Liabilities........      55,049        39,115            759             --         94,923
   Long Term Debt.................     237,464        12,133             --             --        249,597
   Other Non-current Liabilities..       3,407         9,114             --             --         12,521
   Intercompany Payables..........          --        58,475             --        (58,475)            --
                                     ---------     ---------        -------       ---------     ----------
             Total Liabilities....     295,920       118,837            759        (58,475)       357,041
   Equity.........................     (19,158)       (9,699)         5,098           (233)       (23,992)
                                     ---------     ---------        -------       ---------     ----------
                                     $ 276,762     $ 109,138        $ 5,857       $(58,708)      $333,049
                                     ---------     ---------        -------       ---------     ----------
                                     ---------     ---------        -------       ---------     ----------

                                                          MOLL         GUARANTOR     NON-GUARANTOR                CONSOLIDATED
STATEMENT OF OPERATIONS DATA:                          INDUSTRIES    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     BALANCE
                                                       ----------    ------------    ------------   ------------     -------
Net Sales ........................................     $ 147,354      $  59,987      $   4,884      $  (4,884)     $ 207,341
Cost of Sales ....................................       127,462         55,554          3,322         (4,884)       181,454
                                                       ---------      ---------      ---------      ---------      ---------
          Gross Profit ...........................        19,892          4,433          1,562           --           25,887
Selling, General & Administrative  Expense .......        10,763          7,709          1,001           --           19,473
                                                       ---------      ---------      ---------      ---------      ---------
          Operating Income .......................         9,129         (3,276)           561           --            6,414
Interest Expense, net ............................        10,980          2,638           --             --           13,618
Other (Income) Expense ...........................          (273)          (454)           289           --             (438)
                                                       ---------      ---------      ---------      ---------      ---------
          Income Before Taxes and
            Extraordinary Item ...................        (1,578)        (5,460)           272           --           (6,766)
Income Tax Expense (Benefit) .....................          --             (246)           115           --             (131)
                                                       ---------      ---------      ---------      ---------      ---------
          Net Income (Loss) ......................     $  (1,578)     $  (5,214)     $     157      $    --        $  (6,635)
                                                       ---------      ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------      ---------
STATEMENT OF CASH FLOWS DATA:
Net Income (Loss) ................................     $  (1,578)     $  (5,214)     $     157      $    --        $  (6,635)
Depreciation and Amortization ....................         8,148          4,097            101           --           12,346
Change in Assets and Liabilities .................        (7,386)         3,724           (498)          --           (4,160)
Other ............................................             8            (62)          --             --              (54)
                                                       ---------      ---------      ---------      ---------      ---------
          Cash Flows from Operating
            Activities ...........................          (808)         2,545           (240)          --            1,497
                                                       ---------      ---------      ---------      ---------      ---------
Capital Expenditures .............................        (5,714)        (4,584)          --             --          (10,298)
Proceeds from Disposal of Fixed Assets ...........         2,035          1,039           --             --            3,074
Investments ......................................        (3,576)          --             --             --           (3,576)
                                                       ---------      ---------      ---------      ---------      ---------
          Cash Flows from Investing
            Activities ...........................        (7,255)        (3,545)          --             --          (10,800)
                                                       ---------      ---------      ---------      ---------      ---------
Payments on Revolving Loan
  Facility .......................................           500           (773)          --             --             (273)
Proceeds from Issuance of Long-
  Term Obligations ...............................          --            1,278           --             --            1,278
Principle Payments on Long-Term
  Obligations ....................................        (3,436)        (1,813)          --             --           (5,249)
Intercompany transfers ...........................        (2,251)         2,059            192           --             --
                                                       ---------      ---------      ---------      ---------      ---------
          Cash Flows from Financing
            Activities ...........................        (5,187)           751            192           --           (4,244)
                                                       ---------      ---------      ---------      ---------      ---------
Effect of Exchange Rate Changes in Cash ..........          --             (287)          --             --             (287)
                                                       ---------      ---------      ---------      ---------      ---------
Net Change in Cash ...............................       (13,250)          (536)           (48)          --          (13,834)
Balance at Beginning of Period ...................        13,253          1,086             57           --           14,396
                                                       ---------      ---------      ---------      ---------      ---------
Balance at End of Period .........................     $       3      $     550      $       9      $    --        $     562
                                                       ---------      ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------      ---------

The financial information of Holdings is identical to that of the Company. Therefore, summarized financial information of the Company is not required.

8. PRO FORMA INFORMATION

    The following statement of income data gives effect to the merger with Anchor, the acquisitions of Gemini and Souplex and the distribution of Reliance as if they had occurred at the beginning of the respective periods.

                                                                                TWENTY SIX WEEKS ENDED
                                                                                ----------------------
                                                                                 JULY 3,       JULY 4,
                                                                                  1999          1998
                                                                                 -------       -------
             Net sales.................................................        $ 217,646     $ 211,505
             Operating income..........................................        $   7,272     $  13,802
             Loss before taxes and extraordinary item..................        $  (6,045)    $  (1,094)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report may contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. All such statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions that are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur that will affect the Company's results.

OVERVIEW

The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company serves over 450 customers, including leading multi-national companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Proctor & Gamble, Renault, Revlon, Whirlpool and Xerox. Products using the Company's components are sold in a wide range of end-markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices.

         The Company has been formed by a number of acquisitions that have been integrated through consolidation of manufacturing facilities, logistical optimization and reduction of overhead. In July 1991, certain entities controlled by Mr. Votis and his partners were merged to form Moll PlastiCrafters Limited Partnership ("Moll"). Since 1991, Moll has grown significantly through several strategic acquisitions in North America and Europe. In December 1992, Moll acquired Textek Plastics, Inc., based in San Antonio and Round Rock, Texas. In July 1993, Moll acquired Advanced Custom Molders, based in Georgetown and El Paso, Texas. In October 1994, Moll acquired Quality Plastics Company, based in Newberg, Oregon.

         In August 1997, Moll acquired the Hanning group of companies, a leading supplier of injection molded plastic components for use in digital photocopiers, with manufacturing facilities located in the United States, the United Kingdom and Germany. In January 1998, Moll acquired Somomeca Industries; a major French supplier of injection molded plastic components and plastic injection molds. In March 1998, Mr. Votis acquired Anchor from affiliates of the Thomas H. Lee Company.

         In June 1998, the Company was formed through the merger (the "Merger") of two leading plastic injection molders, Moll and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. Votis. Prior to the Merger, Moll and Anchor were independently operated entities. In the Merger, the owners of Moll contributed their interest in Moll to AMM Holdings in exchange for common shares of AMM Holdings. AMM Holdings contributed these interests in Moll to Holdings and ultimately to Anchor. Moll was merged into Anchor at which time the name of Anchor was changed to Moll Industries, Inc. As the owners of Moll owned a majority of the outstanding shares of AMM Holdings subsequent to the Merger, Moll is considered the accounting acquiror in the Merger; therefore, the consolidated financial statements presented for all periods herein are those of Moll, and exclude those of Anchor prior to June 26, 1998.

         Immediately after the Merger, the Company acquired Gemini Plastic, a specialty medical and telecommunications product plastic molding company with one plant in Florida. In April 1999, the Company acquired three locations of Compression, Inc. ("Compression"), a provider of product design and engineering services. In May 1999, the Company acquired Souplex, Limited ("Souplex") a UK based custom injection molder, specializing in the telecommunications and business equipment industries.

         The Company continues to integrate the businesses that were merged. This includes the pursuit of global opportunities with customers previously served by each individual company, identification of core competencies the Company should focus on to meet its strategies, modification of the cost structure within certain businesses and implementation of an integrated management information system. This effort has included the sale in March 1999 of its Lakewood and Betta divisions, neither of which were critical to the Company's long-term success and the June 1999 closure of its Round Rock, TX facility due to over capacity within the merged company. Further closures or dispositions could result as the integration continues.

    Certain of the Company's operating data for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998 are set forth below as percentages of net sales.

                                                       THIRTEEN WEEKS ENDED,      TWENTY-SIX WEEKS ENDED
                                                       ---------------------      ----------------------
                                                      July 3,           July 4,     July 3,     July 4,
                                                       1999             1998         1999        1998
                                                       ----             ----         ----        ----
Net sales                                            100.0%         100.0%         100.0%       100.0%
Gross profit                                          14.5%          18.3%          12.5%        17.1%
Selling, general and administrative                   10.1%           7.6%           9.3%         7.8%
Management and consulting fee to related parties       0.0%           0.7%           0.0%         1.0%
Operating income                                       4.4%          10.0%           3.1%         8.3%
Interest expense, net                                  6.3%           4.3%           6.6%         4.0%
Provision (benefit) for income taxes                  (0.3)%          1.1%          (0.1)%        0.6%
Extraordinary item                                     0.0%           2.0%           0.0%         1.6%
Net income (loss)                                     (1.9)%          1.9%          (3.2)%        1.5%


THIRTEEN WEEKS ENDED JULY 3, 1999  VERSUS JULY 4, 1998

         NET SALES. Net sales increased by $44.1 million, or 71.4%, to $105.8 million for 1999 from $61.7 million for 1998, due to the acquisitions of Anchor, Gemini and Souplex, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, sales increased $4.1 million, or 3.9%. Sales increased in the Display division by $14.5 million over 1998 due to the Maybelline Display 99 Wall program. The Wall program was introduced in the first quarter of 1999; however, demand for the Wall is highest in the second quarter. This increase was somewhat offset by a $4.8 million decline in sales in the Germany and UK divisions and $3.1 million decline in sales in the Cosmetic division due to reduced demand by Xerox and Maybelline, respectively.

         GROSS PROFIT. Gross profit increased by $4.0 million, or 35.5%, to $15.3 million for 1999 from $11.3 million for 1998, resulting from the inclusion of results for Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. Additionally, certain of the acquired companies earn lower margins than the Company had historically realized, thereby, diluting the average margin. On a pro forma basis, gross profit increased $2.7 million or 19.9%. The increase was the result of the increased volume in the Display division, increased utilization of the Seagrove facility due to the closure of the Round Rock facility and a retroactive price increase in the Brush division that positively impacted gross profit by approximately $1.0 million.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $5.9 million, or 123.8%, to $10.7 million for 1999 from $4.8 million for 1998 due to the inclusion of Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, SG&A expenses increased $3.0 million or 36.0% due to a charge of $843 to decrease employment levels in the Germany division, expenses to implement management information systems in the French and Germany divisions, as well as increased professional services, travel and computer costs incurred in connection with the integration of the merged companies.

         MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES. Management and Consulting Fee to Related Parties decreased by $378, or 88.3%, to $50 for 1999 from $428 for 1998, due to restrictions contained in the Notes and Senior Notes.

         OPERATING INCOME. Operating income decreased by $1.5 million, or 24.7%, to $4.6 million for 1999 from $6.1 million for 1998 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $4.1 million, or 154.6%, to $6.7 million for 1999 from $2.6 million for 1998 due to the issuance of $130 million Notes near the end of the second quarter of 1998 to finance the acquisition of Gemini and to refinance existing debt.
Additionally, the Company assumed $100 million of debt in the Merger.

         INCOME TAXES. The Company recognized an income tax benefit of $370 for 1999 compared to an expense of $651 for 1998. The benefit was the result of losses in the French division. Prior to the Merger, the Company's US operations were organized as a partnership for U.S. tax purposes and, accordingly, did not reflect income tax expense in its financial statements.

         EXTRAORDINARY ITEM. Extraordinary Item of $1.2 million for 1998 represents a loss on early retirement of bank debt due to the write-off of the remaining deferred debt issue costs.

         NET INCOME. Net income decreased $3.2 million, to a $2.0 million loss for 1999 from $1.2 million income for 1998 as a result of the above factors.

TWENTY-SIX WEEKS ENDED JULY 3, 1999 VERSUS JULY 4, 1998

         NET SALES. Net Sales increased by $84.2 million, or 68.3%, to $207.3 million for 1999 from $123.2 million for 1998, due to the acquisitions of Anchor, Gemini and Souplex, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, sales increased $6.1 million, or 2.9%. Sales increased in the Display division by $21.2 million over 1998 due to the Maybelline Display 99 Wall program. The Wall program was introduced in the first quarter of 1999. This increase was somewhat offset by a $6.8 million decline in sales in the Germany and UK divisions and $6.3 million decline in sales in the Cosmetic division due to reduced demand by Xerox and Maybelline, respectively.

         GROSS PROFIT. Gross profit increased by $4.8 million, or 22.8%, to $25.9 million for 1999 from $21.1 million for 1998, resulting from the inclusion of results for Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. Additionally, certain of the acquired companies earn lower margins than the Company had historically realized, thereby, diluting the average margin. On a pro forma basis, gross profit decreased $2.6 million or 8.2%. The decrease was the result of operating inefficiencies encountered in the start-up of the Maybelline Display 99 Wall project in the first quarter and decreased sales in the Germany, UK and Cosmetic divisions.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $9.8 million, or 102.1%, to $19.4 million for 1999 from $9.6 million for 1998 due to the inclusion of Anchor and Gemini, offset by the distribution of the Company's limited partnership interest in Reliance Products. On a pro forma basis, SG&A expenses increased $4.0 million or 23.1% due to a charge of $843 to decrease employment levels in the Germany division, expenses to implement management information systems in the French and Germany divisions, as well as increased professional services, travel and computer costs incurred in connection with the integration of the merged companies.

         MANAGEMENT AND CONSULTING FEE TO RELATED PARTIES. Management and Consulting Fee to Related Parties decreased by $1.1 million, or 91.7%, to $0.1 for 1999 from $1.2 million for 1998, due to restrictions contained in the Notes and Senior Notes.

         OPERATING INCOME. Operating income decreased by $3.9 million, or 37.7%, to $6.4 million for 1999 from $10.3 million for 1998 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $8.6 million, or 173.5%, to $13.6 million for 1999 from $5.0 million for 1998 due to the issuance of $130 million Notes near the end of the second quarter of 1998 to finance the acquisition of Gemini and to refinance existing debt. Additionally, the Company assumed $100 million of debt in the Merger.

         INCOME TAXES. The Company recognized an income tax benefit of $131 for 1999 compared to an expense of $744 for 1998. The benefit was the result of losses incurred in the French division. Prior to the Merger, the Company's US operations were organized as a partnership for U.S. tax purposes and, accordingly, did not reflect income tax expense in its financial statements.

         EXTRAORDINARY ITEM. Extraordinary Item of $2.0 million for 1998 represents a loss on early retirement of bank debt due to the write-off of the remaining deferred debt issue costs.

         NET INCOME. Net income decreased $8.4 million, to a $6.6 million loss for 1999 from $1.8 million income for 1998 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures, required payments of principal and interest on any borrowings under the Bank of America Credit Facility, required payments of principal and interest on the European debt, required payments of interest on the Notes and Senior Notes and principal at maturity.

         The Company has no significant principal payments due in 1999 while interest payments are expected to total approximately $28.0 million. Additionally, the Company expects capital expenditures to be limited to normal periodic replacement of equipment (approximately $16 million) with no significant projects currently planned.

         In 1999, the Company's cash provided by operations decreased by $1.2 million to $1.5 million from cash provided by operations of $2.7 million for 1998. The increased cash utilization was primarily the result of the loss for the year to date, an increase in accounts receivable and interest payments on both the Notes and Senior Notes. These uses were partially offset by an increase in accounts payable. The Company has spent $10.3 million during the year to make purchases of property, plant and equipment. Additionally, the Company has spent $7.3 during the year in connection with the purchases of Compression and Souplex. The Company has borrowed $0.5 million under the Credit Facility during the year.

         The Company believes that cash flows from operating activities will be adequate to meet debt service obligations and working capital needs in 1999. The Company plans to pursue financing alternatives to supplement cash from operating activities to fund planned capital expenditures for 1999.

INFLATION AND CHANGING PRICES

         The Company's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins, the Company's principal raw material, is generally passed through to customers, such changes historically have not, and in the future are not expected to have, a material effect on Moll's gross profit.

IMPACT OF NEW ACCOUNTING STANDARDS

    During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires that derivatives and hedges be valued at their fair value and establishes standards for the recognition of changes in fair value. The Statement is effective for periods beginning after June 15, 1999. The Company is evaluating SFAS No. 133 to determine the impact, if any, on its reporting and disclosure requirements.

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be charged to operations as incurred. Adoption of this SOP did not have a significant impact on the Company's financial position or results of operations.

YEAR 2000

         Historically, certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations, and is generally referred to as the "Year 2000 issue." The Company recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated plant systems and instrumentation, as well as to third parties. The Year 2000 issue is being addressed within the Company by its individual business units, and progress is reported periodically to management.

         The Company has committed resources to conduct risk assessments and to take corrective action, where required, within each of the following areas: information technology, plan systems and external parties. Information technology includes telecommunications, as well as traditional computer software and hardware in the mainframe, midrange and desktop environments. Plant systems include all automation and embedded chips used in plant operations. External parties include any third party with which the Company does business.

         In the information technology area, inventory and assessment audits in the mainframe and midrange environments were completed in third quarter 1998 and corrective action was completed in the fourth quarter 1998, except for business application software which was completed in the second quarter 1999. Inventory and assessment audits for telecommunications were completed in third quarter 1998 with corrective action completed in the second quarter 1999. Finally, inventory and assessment audits in the desktop environment were completed in third quarter 1998, with corrective action expected to be completed by the third quarter 1999. The companies located in Europe began installing systems in the first quarter 1999 that will be Year 2000 ready.

         In the plant systems area, 100% of the Company's North American business units have completed their inventory and assessment audits. Inventory and assessment audits are continuing in Europe. The Company is relying on vendor testing and certification with validation through limited internal testing and/or industry test results. Testing and corrective action in the North American business units is complete.

         With respect to external parties, the Company's North American business units have completed their inventory audit of critical external parties. Risk assessment is completed and monitoring of risk in this area will continue during 1999, as many external parties will not have completed their work. The audit of critical European external parties is in process.

         The total cost of Year 2000 activities is not expected to be material to the Company's operations, liquidity or capital resources. Costs are being managed within each business unit. The total cost for the Company's Year 2000 work is estimated to be $2 million.

Costs exclude expenditures for replacement systems, which were previously scheduled.

         There is still uncertainty around the scope of the Year 2000 issue. At this time the Company cannot quantify the potential impact of these failures. There can be no assurance that there will not be a delay in, or increased costs associated with, the Company's efforts to address the Year 2000 issue, and the Company's inability to implement the necessary changes could have an adverse effect on the Company. The Company's Year 2000 program and contingency plans are being developed to address issues within the Company's control. The program reduces but may not eliminate the issues of external parties.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         Market risk represents the risk of loss that may impact the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. The Company has not entered into derivative-hedging transactions to manage risk connected with such fluctuations.

         The Company derived approximately 30% of its 1999 net sales to date from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits.

                  Exhibit 27.  Financial Data Schedule

                  (b) Reports on Form 8-K.

                  None.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 17, 1999                    MOLL INDUSTRIES, INC.


                                          By:   /S/ PHYLLIS C. BEST
                                             -----------------------------
                                                   Phyllis C. Best
                                                   Chief Financial Officer

                                          ANCHOR HOLDINGS, INC.



                                          By:    /S/ PHYLLIS C. BEST
                                             -----------------------------
                                                   Phyllis C. Best
                                                   Chief Financial Officer