Form 10-Q
period 2000-09-30
ANCHOR HOLDINGS INC
filed 2000-11-27
CIK 1030451

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2000

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
                            Knoxville, TN 37919-4048
                    (Address of Principal Executive Offices)
                                   (Zip Code)

Registrant's Telephone Number, Including Area Code:    (865) 329-5300

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


         DATE                        CLASS                  OUTSTANDING SHARES
   November 10, 2000     Anchor Holdings, Inc.
                         Common Stock, $.01 par value            1,551,218

   November 10, 2000     Moll Industries, Inc.
                         Common Stock, $.01 par value                  100



Moll Industries, Inc. is a wholly-owned subsidiary of Anchor Holdings, Inc. which is a wholly-owned subsidiary of AMM Holdings, Inc.
-------------------------------------------------------------------------------


                 MOLL INDUSTRIES, INC. AND ANCHOR HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                         PAGE
Introduction................................................................1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...........................................2

             Consolidated Balance Sheets at September 30, 2000
             and December 31, 1999..........................................2

             Consolidated Statements of Operations
             for the Thirteen and Thirty-nine Weeks Ended
             September 30, 2000 and October 2, 1999.........................3

             Consolidated Statements of Comprehensive Income
             for the Thirteen and Thirty-nine Weeks Ended
             September 30, 2000 and October 2, 1999.........................4

             Consolidated Statements of Cash Flows
             for the Thirty-nine Weeks Ended September 30, 2000
             and October 2, 1999............................................5

             Notes to Consolidated Financial Statements...................6-8


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................9

Item 3.      Quantitative and Qualitative Disclosures about Market Risks...15


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K..............................16

Signatures.................................................................17


INTRODUCTION

         Moll Industries, Inc. (the "Company") is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. Anchor Holdings, Inc. ("Holdings") does not have any material operations other than ownership of all of the capital stock of the Company.

         The Company serves over 450 customers, including leading multinational companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Procter & Gamble, Renault, Revlon, SEB, Siemens, Whirlpool and Xerox. Products using the Company's plastic components are sold in a wide range of end markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices. The Company believes that the diversity of its customers, markets and geographic regions creates a stable revenue base and reduces the Company's exposure to particular market or regional economic cycles.

         The Company has 26 manufacturing facilities with approximately 700 molding machines throughout North America and Europe, including France, the United Kingdom and Portugal. The Company is capable of providing its customers with integrated design and prototype development, mold design and manufacturing, advanced plastic injection molding capabilities, and value-added finishing services, such as hot stamping, pad printing, assembly and complete product testing, all of which enable it to provide "one-stop" shopping to customers seeking a wide range of services. The Company's technologically advanced manufacturing facilities and equipment enable it to provide customized solutions to highly demanding customer specifications.


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

------------------------------------------------------------------------------|----------------------------------|
 |                   |                  |                    |                |                  |               |
Cepillos De    Moll Industries,  Moll Industries UK,  Moll France SARL   Anchor Advanced     Compression,     Moll de
Matamoros          Limited            Limited                          Products Foreign         Inc.         Brazil LTDA
S.A. de C.V.                                                           Sales Corporation


Note: Certain subsidiaries of the Company are held through one or more intermediate holding companies for certain corporate and tax considerations. However, such holding companies have not been reflected on this chart.

           ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                        2000           1999
                                                                   ------------   --------------
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................    $        216   $        1,350
  Accounts receivable, net of reserves for doubtful accounts of
     $1,652 and $2,194, respectively...........................          62,949           65,212
  Inventories, net.............................................          29,947           35,452
  Deposits on tooling..........................................          15,493           13,043
  Other current assets.........................................           2,934            2,291
                                                                   ------------   --------------
          Total current assets.................................         111,539          117,348
                                                                   ------------   --------------
PROPERTY, PLANT AND EQUIPMENT:
  Land.........................................................           2,878            3,142
  Buildings....................................................          41,465           40,552
  Machinery and equipment......................................         113,161          118,374
  Less: accumulated depreciation...............................         (45,750)         (39,281)
                                                                   ------------   --------------
     Property, plant and equipment, net........................         111,754          122,787
                                                                   ------------   --------------
GOODWILL, NET..................................................          39,892           42,562
                                                                   ------------   --------------
INTANGIBLE AND OTHER ASSETS, NET...............................          15,472           16,469
                                                                   ------------   --------------
          Total assets.........................................    $    278,657   $      299,166
                                                                   ============   ==============
           LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term obligations.....................    $      9,335   $        4,919
  Short-term borrowings........................................             977            1,965
  Accounts payable.............................................          41,603           42,191
  Accrued interest.............................................           7,238            9,987
  Accrued liabilities..........................................          16,620           22,294
  Deferred tooling revenue.....................................          11,719           10,586
                                                                   ------------   --------------
          Total current liabilities............................          87,492           91,942
                                                                   ------------   --------------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION..................         246,582          245,939
                                                                   ------------   --------------
DEFERRED INCOME TAXES..........................................           1,997            4,866
                                                                   ------------   --------------
OTHER NON-CURRENT LIABILITIES..................................           6,846            7,529
                                                                   ------------   --------------
COMMITMENTS AND CONTINGENCIES..................................              --               --
                                                                   ------------   --------------
DEFICIT:
  Common stock ($.01 par value, 2,000 shares authorized, 1,551
     shares issued and outstanding)............................              15               15
  Additional paid in capital...................................           2,372            2,372
  Accumulated deficit..........................................         (56,975)         (49,147)
  Accumulated other comprehensive income.......................          (9,672)          (4,350)
                                                                   ------------   --------------
          Total deficit........................................         (64,260)         (51,110)
                                                                   ------------   --------------
          Total liabilities and deficit........................    $    278,657   $      299,166
                                                                   ============   ==============

                The accompanying notes are an integral part of these
                          consolidated balance sheets.

          ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE INFORMATION, AND UNAUDITED)


                                                          THIRTEEN                  THIRTY-NINE
                                                        WEEKS ENDED                 WEEKS ENDED
                                                 -------------------------   -------------------------
                                                 SEPTEMBER 30,  OCTOBER 2,   SEPTEMBER 30,  OCTOBER 2,
                                                      2000          1999          2000         1999
                                                 ------------  -----------   -----------  ------------
NET SALES......................................  $   84,151    $   93,673    $  263,962   $  301,014
COST OF SALES..................................      73,758        83,029       230,512      264,483
                                                 ----------    ----------    ----------   ----------
  Gross profit.................................      10,393        10,644        33,450       36,531
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES..................................       8,410         8,368        24,156       27,002
CLOSURE OR SALE OF FACILITY....................         807            --         1,607           --
                                                 ----------    ----------    ----------   ----------
  Operating income.............................       1,176         2,276         7,687        9,529
INTEREST EXPENSE, NET..........................       7,555         7,410        23,246       21,867
OTHER EXPENSE..................................         (77)         (397)           79         (835)
                                                 ----------    ----------    ----------   ----------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM...........................      (6,302)       (4,737)      (15,638)     (11,503)
INCOME TAX BENEFIT.............................      (1,899)         (303)       (2,667)        (434)
                                                 ----------    ----------    ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEM.............      (4,403)       (4,434)      (12,971)     (11,069)
EXTRAORDINARY ITEM, GAIN ON REFINANCING
  OF DEBT......................................       5,143            --         5,143           --
                                                 ----------    ----------    ----------   ----------
NET INCOME (LOSS)..............................  $      740    $   (4,434)   $   (7,828)  $  (11,069)
                                                 ==========    ==========    ==========   ==========

NET INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM...........................  $    (2.84)   $    (2.86)   $    (8.36)  $    (7.14)
                                                 ==========    ==========    ==========   ==========

NET INCOME (LOSS) PER SHARE                      $     0.48    $    (2.86)   $    (5.05)  $    (7.14)
                                                 ==========    ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..       1,551         1,551         1,551        1,551
                                                 ==========    ==========    ==========   ==========



                    The accompanying notes are an integral part of these
                             consolidated financial statements.

            ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                          THIRTEEN                  THIRTY-NINE
                                                        WEEKS ENDED                 WEEKS ENDED
                                                 -------------------------   -------------------------
                                                 SEPTEMBER 30,  OCTOBER 2,   SEPTEMBER 30,  OCTOBER 2,
                                                      2000          1999          2000         1999
                                                 ------------  -----------   -----------  ------------
NET INCOME (LOSS)..............................  $      740     $   (4,434)   $  (7,828)   $  (11,069)
OTHER COMPREHENSIVE LOSS:
  Deferred pension cost........................          --             --           --            --
  Foreign currency translation adjustment......      (2,641)         1,625       (5,322)       (4,445)
                                                 ----------     ----------    ----------    ----------
COMPREHENSIVE LOSS.............................  $   (1,901)    $   (2,809)   $ (13,150)   $  (15,514)
                                                 ==========     ==========    ==========    ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                  THIRTY-NINE
                                                                   WEEKS ENDED
                                                            -------------------------
                                                            SEPTEMBER 30, OCTOBER 2,
                                                                2000          1999
                                                            ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $   (7,828)   $   (11,069)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
    Extraordinary item, gain on refinancing of debt.......      (5,143)            --
    Depreciation and amortization.........................      18,804         19,172
    Loss on disposal of fixed assets......................       1,724            168
    Deferred income taxes.................................      (2,447)          (147)
    Changes in assets and liabilities, net of assets
      purchased and liabilities assumed:
      Accounts receivable.................................      (1,100)        (7,710)
      Inventories.........................................       4,490          2,404
      Other current assets................................        (814)          (925)
      Deposits on tooling.................................      (3,410)        (8,202)
      Other assets........................................         237         (1,698)
      Accounts payable....................................       2,051         12,913
      Accrued liabilities.................................      (7,858)        (6,469)
      Deferred tooling revenue............................       1,133          6,338
      Other liabilities...................................        (229)          (256)
                                                            ------------  -----------
         Total adjustments................................       7,438         15,588
                                                            ------------  -----------
      Net cash provided by (used in) operating activities.        (390)         4,519
                                                            ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................       (6,627)      (14,605)
  Proceeds on disposal of fixed assets....................          571         3,770
  Short-term investments..................................           --         3,763
  Purchase of Compression, net of cash received...........           --        (1,236)
  Purchase of Souplex, net of cash received...............           --        (6,103)
                                                            ------------  -----------
      Net cash used in investing activities...............       (6,056)      (14,411)
                                                            ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving loan facilities.............          853         4,396
  Proceeds from issuance of long-term obligations.........       52,767         1,875
  Principal payments on long-term obligations.............      (45,520)       (6,354)
  Refinancing costs.......................................       (2,694)           --
                                                            ------------  -----------
      Net cash provided by (used in)
         financing activities.............................        5,406           (83)
                                                            ------------  -----------
EFFECT OF EXCHANGE RATE CHANGES IN
  CASH....................................................          (94)         (336)
                                                            ------------  -----------
NET CHANGE IN CASH........................................       (1,134)      (10,311)
BALANCE AT BEGINNING OF PERIOD............................        1,350        14,396
                                                            ------------  -----------
BALANCE AT END OF PERIOD..................................  $       216   $     4,085
                                                            ------------  -----------
                                                            ------------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..................................  $    24,755   $    26,500
                                                            ------------  -----------
                                                            ------------  -----------
  Cash paid for income taxes..............................  $       --    $       210
                                                            ------------  -----------
                                                            ------------  -----------



        The accompanying notes are an integral part of these consolidated financial statements.

            ANCHOR HOLDINGS, INC. AND SUBSIDIARY, MOLL INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS AND UNAUDITED)
1.  ORGANIZATION

    Anchor Holdings, Inc. ( "Holdings") was incorporated March 9, 1990, under the laws of the State of Delaware and is the wholly-owned subsidiary of AMM Holdings, Inc. ("AMM Holdings", formerly known as Anchor Acquisition Co.), which is not consolidated herein. Holdings owns all of the outstanding shares of Moll Industries, Inc. (the "Company", formerly known as Anchor Advanced Products, Inc.) through which, including the Company's subsidiaries, it designs and manufactures custom molded products and assembled plastic components for a broad variety of customers throughout North America and Europe. Holdings has no operations or investments other than its investment in the Company. The Company's products are sold to a wide range of markets, including consumer products, telecommunications/business equipment, household appliances, automobile and medical devices. The Company's manufacturing facilities are located primarily in the United States, France, Mexico and the United Kingdom.

2.  BASIS OF PRESENTATION

    All significant results of operations of companies acquired utilizing the purchase method of accounting have been included in the consolidated financial statements since the effective dates of the acquisition. The results of operations sold have been included in the consolidated financial statements through the date of the disposition. All significant intercompany balances have been eliminated in consolidation.

    The quarterly financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the quarterly consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented, such adjustments being of a normal, recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these quarterly consolidated financial statements and notes thereto are read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. Results of operations in the interim periods are not necessarily indicative of results to be expected for a full year.

    Earnings (loss) per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after considering the additional dilution related to other dilutive securities. The Company has no other dilutive securities outstanding.

    3.  ACQUISITIONS

COMPRESSION

    Effective April 16, 1999, the Company acquired the assets of two locations of Compression, Inc. and the stock of its subsidiary, Percept Industrial Design, Inc. ("Compression") for net cash of $1,287, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price allocated based on the estimated fair values of the assets purchased and liabilities assumed, as follows:

                 Current assets.........................    $       718
                 Goodwill...............................          1,343
                 Current liabilities....................           (774)
                                                           --------------
                                                            $     1,287
                                                           -------------
                                                           --------------


SOUPLEX

    Effective May 26, 1999, the Company acquired the stock of Souplex, Limited ("Souplex") for cash of $6,545, including expenses to complete the transaction. The acquisition has been accounted for using the purchase method of accounting with the purchase price allocated based on the estimated fair value of the assets purchased and liabilities assumed, as follows:

                 Current assets.........................         $ 7,454
                 Property, plant and equipment..........           6,885
                 Goodwill...............................           2,959
                 Current liabilities....................          (7,307)
                 Non-current liabilities................          (3,446)
                                                           --------------
                                                                 $ 6,545
                                                           --------------
                                                           --------------


    See Note 6 for unaudited pro forma information.

4.  DISPOSITIONS

    In March 1999, the Company sold its Lakewood and Betta divisions. The reserves provided at December 31, 1998 were adequate for the loss incurred in the sale of the Lakewood division. Betta was sold for approximately net book value.

    Effective December 31, 1999, the Company disposed of its interest in Moll Industries Germany GmbH ("Germany"). Pursuant to the agreement to sell Germany, the Company agreed to provide financial support to the buyer, pay 75% of the amount by which accounts payable exceeded accounts receivable upon the date of the closing and pay the lease payments for the manufacturing facility for two years following the sale. The Company recorded the maximum liability under the agreement, of which $4,098 remained in liabilities as of September 30, 2000; however, upon the occurrence of certain events, it is possible the Company will not be required to make the maximum payments required per the agreement. The future payment of $1,731 included in the total liability is due to an entity owned by the majority owner of AMM Holdings. In February 2000, the new owner declared the purchased operation insolvent, which forced the managing director to file for bankruptcy in Germany. AMM Holding's majority owner was still legally considered the managing director. Based on guidance from legal counsel, management believes the amounts accrued in connection with the sale represent the Company's maximum liability related to this matter. However, the ultimate resolution is currently unknown.

    See Note 6 for unaudited pro forma information.

    Effective June 27, 2000 the Company sold its Chalon, France tooling facility. The Company realized a loss of $1,907 on the sale.

    On October 4, 2000, the Company has signed an agreement to sell its Cosmetics division for $67 million in cash, subject to a working capital adjustment. The transaction is expected to close in mid-November and result in a gain of approximately $28,000, which will be recorded upon closing. The Cosmetics division had net sales of $31.5 million and $33.3 million in the first three quarters of 1999 and 2000, respectively. It earned a net operating profit of $3.9 million and $5.1 million in these same periods.

    On October 27, 2000, the Company reached an agreement with Maybelline to discontinue production of its point of purchase displays. In connection therewith, the Company is discontinuing the operations of its Display division in late 2000 or early 2001, depending on Maybelline's transition to a new supplier. The Company is currently finalizing the plan to close the division, including possible asset dispositions and employment terminations. Based on current information, the Company expects to record a loss on the closure of the division in the fourth quarter of 2000 of $4 to $5 million, consisting primarily of fixed assets that are unique to the division and goodwill allocated to the division. However, the Company expects the liquidation of the assets of the division to generate approximately $4 million of cash, which will be used to reduce debt. The Display division had net sales of $31.1 million and $14.1 million in the first three quarters of 1999 and 2000, respectively and a net operating loss of $1.1 million and $0.5 million in these same periods.

5.       LONG-TERM DEBT

     Effective August 11, 2000, the Company entered into an Amended and Restated Credit Agreement with Bank of America (the "Credit Facility"). The Credit Facility contains a $50 million line of credit (subject to a borrowing base limitation of $35,735 at November 9, 2000) and a $35 million term loan. The proceeds of the term loan, along with borrowings of $7.5 million under the line of credit were used to retire $50 million of the 11.75% Senior Notes (the "Senior Notes") at a 15% discount. After considering payment of fees and other expenses, the write-off of related deferred debt costs and the 15% discount, the repurchase resulted in a net gain of $5,143, which has been recorded as an extraordinary item in the September 30, 2000 statement of operations.

     Following the transaction another $50 million of the Senior Notes remain outstanding. The Credit Facility contains financial covenants requiring the Company to maintain a minimum availability under the line of credit and a minimum fixed charge ratio, along with limiting capital expenditures. Based on the treatment of capital leases under the Credit Facility, the Company has exceeded the capital spending limit. However, this violation has been waived and the Credit Facility amended. Additionally, in the event of the sale of the Cosmetics division, $10 million of the term loan must be repaid.

     In conjunction with the refinancing, the bondholders consented to amending the Indenture for the Senior Notes to allow for 1) the borrowing of up to $50 million under the line of credit and 2) a tender for the remaining $50 million of Senior Notes at a 15% discount upon the sale of the Cosmetics division, subject to reaching an agreement to sell the division by December 31, 2000 and the sale occurring before March 31, 2001. See Note 4.

     The Credit Facility requires repayment of the term loan in monthly installments of $449 beginning in February 2001, with a balloon payment of $8,526 due on February 1, 2006.

6.  PRO FORMA INFORMATION

    The following statement of operations data for the thirty-nine weeks ended October 2, 1999 gives effect to the acquisition of Souplex and the sale of the Lakewood, Betta and Germany divisions as if they had occurred at the beginning of the period.

                                                                   1999
                                                                 --------
          Net sales......................................        $293,768
          Operating income...............................        $ 16,147
          Loss before taxes and extraordinary item.......        $ (5,185)

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

OVERVIEW

         The Company is a leading full service manufacturer and designer of custom molded and assembled plastic components for a broad variety of customers and end markets throughout North America and Europe. The Company serves over 450 customers, including leading multi-national companies such as Abbott Laboratories, Colgate-Palmolive, Kimberly-Clark, L'Oreal, Maybelline, Motorola, Procter & Gamble, Renault, Revlon, SEB, Siemens, Whirlpool and Xerox. Products using the Company's components are sold in a wide range of end-markets, including end markets for consumer products, telecommunications/business equipment, household appliances, automobiles and medical devices.

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

         In August 1997, Moll acquired the Hanning group of companies, a supplier of injection molded plastic components for use in digital photocopiers, with manufacturing facilities located in the United States, the United Kingdom and Germany. In January 1998, Moll acquired Somomeca Industries; a major French supplier of injection molded plastic components and plastic injection molds. In March 1998, Mr. Votis acquired Anchor from affiliates of the Thomas H. Lee Company.

         In June 1998, the Company was formed through the merger (the "Merger") of two leading plastic injection molders, Moll and Anchor Advanced Products, Inc. ("Anchor"), which were each controlled by Mr. Votis. Prior to the Merger, Moll and Anchor were independently operated entities.

         Immediately after the Merger, the Company acquired Gemini Plastic, a specialty medical and telecommunications product plastic molding company with one plant in Florida. In April 1999, the Company acquired three locations of Compression, Inc., which designs products for the industrial and consumer products markets. In May 1999, the Company acquired Souplex, Limited, a telecommunications and consumer products plastic molding and tool building company with three locations in the United Kingdom.

         The Company's operating results have been lower than expected since the Merger. The disappointing results are primarily attributable to the Display, Germany, Medical, Compression, Tooling and European divisions, along with charges to sell or close unnecessary facilities. Management has and continues to evaluate all of its operations. These evaluations have to date resulted in the decisions to 1) sell its metal fabrication business in March 1999 to a supplier, 2) sell a non-essential tool building division in March 1999, 3) close its Round Rock, Texas molding facility, moving production from this facility to existing capacity in other Company facilities, 4) sell its Paderborn, Germany division, which had incurred significant losses due to declines in volume, in December 1999 and 5) sell its Chalon Sur Saone Cedex France tooling facility in June 2000.

         On October 4, 2000, the Company signed an agreement to sell its Cosmetics division for $67 million in cash, subject to a working capital adjustment. The transaction is expected to close in mid-November. Proceeds of the sale will be used to retire debt and result in a gain of approximately $28 million. The Cosmetics division had net sales of $31.5 million and $33.3 million in the first three quarters of 1999 and 2000, respectively. It earned net operating profit of $3.9 million and $5.1 million in these same periods.

         On October 27, 2000, the Company reached an agreement with Maybelline to discontinue production of its point of purchase displays. In connection therewith, the Company is discontinuing the operations of its Display division in late 2000 or early 2001, depending on Maybelline's transition to a new supplier. The Company is currently finalizing the plan to close the division, including possible asset dispositions and employment terminations. Based on current information, the Company expects to record a loss on the closure of the division in the fourth quarter of 2000 of $4 to $5 million, consisting primarily of fixed assets that are unique to the division and goodwill allocated to the division. However, the Company expects the liquidation of the assets of the division to generate approximately $4 million of cash, which will be used to reduce debt. The Display division had net sales of $31.1 million and $14.1 million in the first three quarters of 1999 and 2000, respectively and a net operating loss of $1.1 million and $0.5 in these same periods.

         The Company also is exploring opportunities to dispose of its remaining European tooling operations. However, no agreement has been reached, nor can it be ensured any such agreement will be reached.

         In October, 2000 the Company was informed that Colgate will move production of its toothbrushes to its internal facilities at the beginning of 2001. While this event had been expected, the timing was unknown until the notification in October. As management is currently not aware of any significant new opportunities in this business they are currently evaluating the future of this division. Sales to Colgate in 2000 are expected to be approximately $10 million.

         Management continues to dedicate extensive resources to improve the performance of the Medical, Tooling and European divisions. The Medical division was impacted by the cost structures within its facilities along with financial difficulties of certain of its non-core customers. The Company has dedicated one facility to medical customers, moving production from two other facilities that had been in part serving these customers. The Company continues to address the cost structure within the remaining medical facility. Additionally, relocation of the medical business allowed the Company to focus another facility on the telecom business. The tooling divisions in both the United States and Europe have been impacted by declining margins and excess capacity. The UK division has been impacted by declining revenues from a significant customer. The France division has been impacted by start-up costs associated with the Villefranche facility, declining prices and increases in raw material costs. It is expected that France will continue to be impacted by these issues for the remainder of 2000. However, actions have been taken to raise prices with low margin customers. Additionally, the relocation of jobs within the division, which will occur as a result of the Villefranche facility, is expected to have a positive impact beginning in 2001.

         Management continues to evaluate its other divisions as to their future strategic fit within the organization and their projected results of operations. Additional locations/divisions could be sold or closed as management continues these evaluations. Concurrently, expansion could occur in other divisions as the Company continues its growth with strategic customers.

         Certain of the Company's operating data for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 are set forth below as percentages of net sales.


                                                      Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                     -----------------------  -------------------------
                                                    September 30, October 2,   September 30, October 2,
                                                       2000          1999         2000         1999
                                                       ----          ----         ----         ----
Net sales                                            100.0%         100.0%       100.0%       100.0%
Gross profit                                          12.4%          11.4%        12.7%        12.1%
Selling, general and administrative                   10.0%           8.9%         9.2%         9.0%
Closure or sale of facilities                          1.0%           0.0%         0.6%         0.0%
Operating income                                       1.4%           2.4%         2.9%         3.2%
Interest expense, net                                  9.0%           7.9%         8.8%         7.3%
Provision (benefit) for income taxes                  (2.3)          (0.3)%       (1.0)%       (0.1)%
Extraordinary item                                     6.1%           0.0%         2.0%         0.0%
Net income (loss)                                      0.9%          (4.7)%       (3.0)%       (3.7)%

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 VERSUS OCTOBER 2, 1999

         NET SALES. Net sales decreased by $9.5 million, or 10.1%, to $84.2 million for 2000 from $93.7 million for 1999, due in part to the disposition of the Germany division. After considering this change, sales decreased $4.1 million, or 4.7%. Sales declined by $1.3 million in the Brush division due to the anticipated reduction in the program with Proctor and Gamble. Sales declined by $1.0 million in the Medical division due to declines in sales to Abbott Laboratories. Sales declined by $2.9 million in the European divisions due to strengthening of the US dollar.

         GROSS PROFIT. Gross profit decreased by $0.3 million, or 2.4%, to $10.4 million for 2000 from $10.7 million for 1999. Excluding the Germany disposition, gross profit decreased $1.7 million or 13.9%. The decrease was primarily the result of the decreased volume in the Brush division and a decline in the profitability of the Cosmetics division compared to a strong third quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses remained stable at $8.4 million.

         CLOSURE OR SALE OF FACILITIES. Upon further analysis and closing of the transaction, the Company recognized an additional loss of $0.8 million on the sale of its Chalon France tooling facility. This loss is in addition to the estimated loss of $1.1 million recorded in the second quarter.

         OPERATING INCOME. Operating income decreased by $1.1 million, or 48.3%, to $1.2 million for 2000 from $2.3 million for 1999 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $0.2 million, or 2.0%, to $7.6 million for 2000 from $7.4 million for 1999 due to increased borrowings and higher interest rates under the Company's credit facility.

         INCOME TAXES. The Company recognized an income tax benefit of $1.9 million for 2000 compared to a benefit of $0.3 million for 1999. The benefits were the result of losses in the French division.

         EXTRAORDINARY ITEM. The Company recognized a gain of $5.1 million in connection with the retirement of $50 million of its Senior Notes. The gain consists of a 15% discount paid on retirement of the debt less fees incurred in the refinancing and the write-off of deferred debt costs.

         NET INCOME (LOSS). The Company realized net income of $0.7 million for 2000 as compared to a net loss of $4.4 million for 1999 as a result of the above factors.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 VERSUS OCTOBER 2, 1999

         NET SALES. Net sales decreased by $37.0 million, or 12.3%, to $264.0 million for 2000 from $301.0 million for 1999, due to the disposition of the Germany division, which was offset by the acquisitions of the Souplex and Compression divisions. After considering these changes, sales decreased $29.8 million, or 10.1%. Sales decreased in the Display division by $17.0 million from 1999 due to the Maybelline `99 Wall Program. Sales decreased in the Brush division by $8.9 million due to declines in the program with Proctor and Gamble. Sales decreased in the Medical division by $4.4 million due to declines in sales to Abbott Laboratories.

         GROSS PROFIT. Gross profit decreased by $3.1 million, or 8.4%, to $33.4 million for 2000 from $36.5 million for 1999. After considering the Germany, Souplex and Compression changes, gross profit decreased $9.1 million or 21.3%. The decrease was the result of the decreased sales in the Display, Brush and Medical divisions ($7.2 million) and decreased profitability in France ($2.1 million) due to increased raw material costs, inefficiencies in the tooling operations and start-up costs associated with a new facility in Villefranche.

         SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses decreased $2.8 million, or 10.3%, to $24.2 million for 2000 from $27.0 million for 1999 due to the disposition of the Germany division. After considering the disposition of Germany, SG&A expenses decreased $2.2 million or 8.3% due to reductions in expenses in the Souplex division since its acquisition and a focus on reduction of SG&A expenses across all divisions of the Company.

         CLOSURE OR SALE OF FACILITIES. The Company recognized a loss of $1.9 million for the loss on the sale of its Chalon France tooling facility. Additionally, the Company reversed $0.3 million of the charge taken in 1999 to restructure the Compression division due to the better than anticipated settlement of the division's previous facility lease.

         OPERATING INCOME. Operating income decreased by $1.8 million, or 19.3%, to $7.7 million for 2000 from $9.5 million for 1999 for the reasons listed above.

         NET INTEREST EXPENSE. Net interest expense increased by $1.3 million, or 6.3%, to $23.2 million for 2000 from $21.9 million for 1999 due to increased borrowings and higher interest rates under the credit facility.

         INCOME TAXES. The Company recognized an income tax benefit of $2.7 million for 2000 compared to $0.4 million for 1999. The benefit was the result of losses incurred in the French division.

         NET LOSS. Net loss decreased $3.2 million, to $7.8 million for 2000 from $11.6 million for 1999 as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and the required payments of principal and interest on various debt instruments.

         Effective August 11, 2000, the Company entered into an Amended and Restated Credit Agreement with Bank of America (the "Credit Facility"). The Credit Facility contains a $50 million line of credit (subject to borrowing base limitations) and a $35 million term loan. At November 9, 2000, approximately $3.5 million was available under the Credit Facility. The proceeds of the term loan, along with borrowings of $7.5 million under the line of credit were used to retire $50 million of the 11.75% Senior Note (the "Senior Notes") at a 15% discount. After considering payment of fees and other expenses, the write-off of related deferred debt costs and the 15% discount, the repurchase resulted in a net gain of $5.1 million.

         The Credit Facility contains financial covenants requiring the Company to maintain a minimum availability under the line of credit and a minimum fixed charge ratio, along with limiting capital expenditures. Based on the treatment of capital leases under the Credit Facility, the Company has exceeded the capital spending limit. However, this violation has been waived and the Credit Facility amended. Additionally, in the event of the sale of the Cosmetics division, $10 million of the term loan must be repaid.

     In connection with the refinancing, the bondholders consented to amending the Indenture (the "Amendment") for the Senior Notes to allow for 1) the borrowing of up to $50 million under the line of credit and 2) a tender for the remaining $50 million of Senior Notes at a 15% discount upon the sale of the Cosmetics division, subject to reaching an agreement to sell the division by December 31, 2000 and the sale occurring before March 31, 2001.

     The Company is required under the Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce exposure to fluctuations in interest rates. On August 7, 2000, the Company entered into a $50 million interest rate swap for a term of six years, cancelable after four years at the option of the counterparty, under which the Company will pay to the counterparty a fixed rate of 7.08%, and the counterparty will pay to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying nominal value.

     The Company has no significant debt principal payments due in 2000. Interest payments are expected to total approximately $1.2 million for the remainder of the year. The Company expects capital expenditures, including equipment obtained under lease agreements, to approximate $1.0 million for the remainder of the year. The capital expenditures are associated with expansion of capacity to meet the needs of certain key customers along with normal replacement of existing equipment. The capital expenditures are expected to be financed with cash from operations, supplemented with leasing arrangements and the Credit Facility.

     In 2000, the Company's cash generated from operations decreased by $4.8 million to a use of $0.3 million from proceeds of $4.5 million in 1999. The Company has spent $6.6 million in 2000 to make purchases of property, plant and equipment. The Company borrowed $21.5 million under the Credit Facility through September 30, 2000. The Company has borrowed an additional $0.1 million under the Credit Facility, resulting in an outstanding balance of $21.6 million as of November 9, 2000.

     Cash flows from operating activities have historically been and management believes will continue to be sufficient to meet the Company's debt service obligations. Additionally, management believes the Credit Facility gives the Company an improved capital structure which will be sufficient to fund a moderate growth rate.

INFLATION AND CHANGING PRICES

     The Company's sales and costs are subject to inflation and price fluctuations. However, because changes in the cost of plastic resins, the Company's principal raw material, is generally passed through to customers, such changes historically have not, and in the future are not expected to have, a material effect on Moll's gross profit.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued classifying the accounting for derivatives under the new standard. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

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

         The Company derived approximately 31% of its 2000 net sales to date from its operations in Europe. The Company prices its products and incurs operating expenses in Europe in the currency of the country in which the product is manufactured and sold and, in the United States, in United States dollars. To the extent that costs and prices are in the currency of the country in which the products are manufactured and sold, the costs and prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits.

                  Exhibit 10.1  Amended and Restated Credit Agreement

                  Exhibit 27.   Financial Data Schedule

                  (b) Reports on Form 8-K.

                  Form 8K filed on August 22, 2000, reporting under Item 5; financial statements were not filed.

                  Form 8K filed on July 19, 2000, reporting under Item 5; financial statements were not filed.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 21, 2000                  MOLL INDUSTRIES, INC.



                                          By: /s/ James T. Sprouse
                                              -----------------------------
                                              James T. Sprouse
                                              Corporate Controller


                                          ANCHOR HOLDINGS, INC.



                                          By: /s/ James T. Sprouse
                                              -----------------------------
                                              James T. Sprouse
                                              Corporate Controller